Form 10-Q
period 2011-03-31
TARCON ACQUISITIONS I INC
filed 2011-05-13
CIK 1510839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2011
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53542

TARCON ACQUISITIONS I, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0626819 (I.R.S. Employer Identification No.)

333 Earle Ovington Blvd. Suite 608
Uniondale, NY 11553
(Address, including zip code, of principal executive offices)

(516) 697 9977
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 15, 2011, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 2011

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 2011

CONTENTS

Page

Report of independent registered public accounting firm	2

Financial statements:

Balance sheet as of March 31, 2011	3

Statement of operations for the three months ended March 31, 2011	4

Statement of stockholders’ equity for the three months ended March 31, 2011	5

Statement of cash flows for the three months ended March 31, 2011	6

Notes to financial statements	7 - 8

The Board of Tarcon Acquisitions 1, Inc.

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

We have compiled the accompanying balance sheet of Tarcon Acquisitions 1, Inc., as of March 31, 2011, and the related statements of income, retained earnings, and cash flows for the three months then ended. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principals generally accepted in the United States of America and for designing, implementing, and maintaining internal control relevant to the preparation and fair presentation of the financial statements.

Our responsibility is to conduct the compilation in accordance with Statements on Standards for Accounting and review Services issued by the American Institute of Certified Public Accountants. The objective of a compilation is to assist management in presenting financial information in the form of financial statements without undertaking to obtain or provide any assurance that there are no material modifications that should be made to the financial statements.

New York, NY
May 9, 2011

TARCON ACQUSITIONS 1, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$1,669

Total current assets	1,669

TOTAL ASSETS	$1,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,000.

Total current liabilities	3,000.

Stockholders’ equity:
Preferred stock, authorized $.0001 par value 10,000,000 shares,
issued and outstanding - none	-
Common stock, authorized $.0001 par value 250,000,000 shares,
issued and outstanding – 5,000,000 shares	500
Additional paid-in capital	4,500
Deficit during the development stage	(6,331)

Total stockholders’ equity	(1,331)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,669

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011

Revenues	$-

Operating expenses:
Professional fees	3,831

3,831

Loss from operations	(3,831)

Net loss	$(3,831)

Weighted average number of shares outstanding	5,000,000

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDRS’ EQUITY
MARCH 31, 2011

					Total
	Common Stock $.0001				Stockholders’
	par value		Additional	Retained	Equity
	Shares	Amount	Paid-in Capital	Earnings (deficit)	(Deficiency)

Balance
January 1, 2011	5,000,000	$500	$2,500	$(2,500)	$500

Additional
Paid-in capital	-	-	2,000	-	-

Net loss for the
three months ended
March 31, 2011	-	-	-	(3,831)	(1,831)

Balances
March 31, 2011	5,000,000	$500	$4,500	$(6,331)	$1,331)

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011

Cash flows from operating activities:
Net loss	$(3,831)

Adjustments to reconcile net loss to cash
provided by operating activities:
Accounts payable and accrued expenses	1,500

Net cash used in operating activities	(2,331)

-
Cash flows provided by financing activities:
Contribution of additional capital	2,000

Net cash flows provided by financing activities	2,000

Net decrease in cash	(331)

Cash – beginning	2,000 .

Cash – end	$1,669

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY))
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1 – Organization and line of business:

Tarcon Acquisition 1, Inc. (the “company”) is currently a development stage company as defined by Statement of Financial Accounting Standards ASC Topic 915 and was incorporated under the laws of the State of Nevada on October 28, 2010. The company is considered to be a “blank check” company since it has no business plan, no operations, revenues or employees. The implementation of business objective is wholly contingent upon a business combination and/or the successful sale of securities of the company.

Note 2 – Significant Accounting Policies:

a)	Basis of presentation/going concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the company has no real business or any established source of revenue. This matter raises substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Management plans to take the following steps that it believes will be sufficient to provide the company with the ability to continue in existence:

Locate a suitable acquisition or merger candidate and consummate a business combination. The company may need cash advances from its stockholders or loans from other parties to pay for operating expenses until the company consummates a merger or business combination with a privately held operating company. Although it is currently anticipated that the company can satisfy its cash requirements with additional cash advances or loans from other parties if needed for at the least twelve months, the company can project no assurance that it can continue to satisfy its cash requirements for such periods.

Management intends to raise financing through private equity financing or other means and interest that it deems necessary.

b)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

c)	Cash equivalents:
Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

d)	Fair value of financial instruments:

The carrying value of the company’s financial instruments consisting of cash & cash equivalent, accounts payable and accrued liability approximate their fair value due to short-term maturity of these instruments.

e)	Advertising costs:
Advertising costs are expensed as incurred. There were no advertising expenses for the periods presented.

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

(CONTINUED)

f)	Income taxes:

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses, and tax credit carry forward. Deferred tax assets and liabilities are measured using exact tax rates in effect for the year in which those temporary differences are expected to be recovered or settle. The company has reserved against any tax benefit in full, as it is unsure if it can ultimately benefit from the loss.

g)	Earnings per share:

In accordance with FASB ASC Topic 260, “Earnings Per Share,” the basic income/(loss) per common share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

h)	Basis of accounts:
The company’s financial statements are prepared using the accrual method of accounting.

i)	Impact of new accounting statements:
The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operation, financial position or cash flows.

Note 3 – Common stock:

The company has issued 5,000,000 shares of its common stock, as founder shares for cash of $500.

Note 4 – Related party transactions:

The company does not own or lease any real or personal property. The officers and directors of the company are involved in other business activities and may in the future, become involved in other business opportunities as they become available. Thus, they may face a conflict in selecting between the company and their other business interests. The company has not formulated a policy for the resolution of such conflicts.

Note 5 – Commitment & contingencies:

There are no commitments or contingencies to disclose during the period ended March 31, 2011.

Note 6 – Subsequent events:

There are no events subsequent to March 31, 2011 to report as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The fiscal year end of the Company is December 31.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. It is anticipated and expected that the costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money advanced to the Company by either our sole officer and director, Lawrence Rothberg, or our majority shareholder, Hope Capital, Inc.  We have no agreement with either Mr. Rothberg or Hope Capital, Inc with respect to such advances and have not as of yet negotiated the terms of such advances.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and
(ii)	costs relating to consummating an acquisition.

We estimate the costs of filing Exchange Act report for the next twelve (12) months to be as follows: (i) auditor: $10,000; (ii) attorneys: $20,000; and (iii) financial printer, annual shareholder meeting and miscellaneous: $10,000. We believe we will be able to meet these costs through use of funds advanced to the Company by either our  officers and directors,. and through deferral of fees by certain service providers.  We have no agreement with such officers and directors with respect to such advances and have not as of yet negotiated the terms of such advances.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

FACILITIES
The Company utilizes office space provided free of charge by Leonard N. Tarr, our President.  The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

Item 3. Quantitative & Qualitative Disclosures about Market Risks
The response to this item is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Item 4(T). Controls and Procedures
(a)	Evaluation of Disclosure and Procedures

Our President (Chief Executive and Financial Officer (Leonard N. Tarr) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
The Company is not currently a party to any threatened or pending legal proceedings.

Item 1A Risk Factors
An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our business is difficult to evaluate because we have no operating history.
As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.
The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.   These factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.
The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.
We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation.. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends not to engage in an organized search for a target company which may adversely impact our ability to identify a suitable acquisition candidate.
                Our officers and directors will not engage in an organized search for available business opportunities. They each believe that as registration statement filings with the Securities and Exchange Commission are available on line at www.sec.gov and several services (i.e. Edgar-Online.com and freedgar.com) further disseminate such filing information directly to their subscribers, potential business opportunities will contact the Company

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.
Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.
Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.
If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.
Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.
We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.
We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.
Our Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.
                Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.
                Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.
There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.
Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:
None.

Item 3. Defaults upon Senior Securities:
None

Item 4. Submission of Matters to a Vote of Security Holders:
None

Item 5. Other Information:
None

Item 6. Exhibits
31.1 (2)	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TARCON ACQUISITIONS I, INC.

(Registrant)

Dated: May 13, 2011	By	/s/ Leonard N. Tarr
Leonard N. Tarr, President and Director (Principal Executive and Financial Officer)