Form 10-Q
period 2011-06-30
TARCON ACQUISITIONS I INC
filed 2011-08-15
CIK 1510839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2011
OR
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

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JUNE 30, 2011

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JUNE 30, 2011

CONTENTS

Page

Report of independent registered public accounting firm	3

Financial statements:

Balance sheet as of June 30, 2011	4

Statement of operations for the six months ended June 30, 2011	5

Statement of stockholders’ equity for the six months ended June 30, 2011	6

Statement of cash flows for the six months ended June 30, 2011	7

Notes to financial statements	8 - 9

The Board of Tarcon Acquisitions 1, Inc.
New York

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

We have compiled the accompanying balance sheet of Tarcon Acquisitions 1, Inc., as of June 30, 2011, and the related statements of income, retained earnings, and cash flows for the six months then ended. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or provide any assurance about whether the financial statements are in accordance with accounting principles generally accepted in the United States of America.

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

New York, NY
August 10, 2011

TARCON ACQUSITIONS 1, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$882

Total current assets	882

TOTAL ASSETS	$882

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$3,000.

Total current liabilities	3,000.

Stockholders’ equity:
Preferred stock, authorized $.0001 par value - 10,000,000 shares, issued and outstanding - none	-
Common stock, authorized $.0001 par value - 250,000,000 shares, issued and outstanding – 5,000,000 shares	500
Additional paid-in capital	6,500
Deficit during the development stage	(9,118)

Total stockholders’ equity	(2,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$882

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011

Revenues	$-

Operating expenses:
Professional fees	5,331
Dues	1,287

6,618

Loss from operations	(6,618)

Net loss	$(6,618)

Weighted average number of shares outstanding	5,000,000

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDRS’ EQUITY
JUNE 30, 2011

					Total
					Stockholders’
	Common Stock $.0001		Additional	Retained	Equity
	par value		Paid-in Capital	Earnings (deficit)	(Deficiency)
	Shares	Amount

Balance January 1, 2011	5,000,000	$500	$2,500	$(2,500)	$500

Additional Paid-in capital	-	-	4,000	-	4,000

Net loss for the six months ended June 30, 2011	-	-	-	(6,618)	(6,618	) .

Balances June 30, 2011	5,000,000	$500	$6,500	$(9,118)	$(2,118)

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011

Cash flows from operating activities:
Net loss	$(6,618)

Adjustments to reconcile net loss to cash provided by operating activities:
Accounts payable and accrued expenses	1,500

Net cash used in operating activities	(5,118)

Cash flows provided by financing activities:
Contribution of additional capital	4,000

Net cash flows provided by financing activities	4,000

Net decrease in cash	(1,118)

Cash – beginning	2,000 .

Cash – end	$882

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY))
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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
The carrying value of the company’s financial instruments consisting of cash & cash equivalents, accounts payable and accrued liability approximate their fair value due to short-term maturity of these instruments.

e)	Advertising costs:
Advertising costs are expensed as incurred. There were no advertising expenses for the periods presented.

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Note 5 – Commitment & contingencies:

There are no commitments or contingencies to disclose during the period ended June 30, 2011.

Note 6 – Subsequent events:

There are no events subsequent to June 30, 2011 to report as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

The Company does not currently engage in any business activities that provide cash flow. It is anticipated and expected that the costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money advanced to the Company by our officers and directors with respect to such advances and have not as of yet negotiated the terms of such advances.

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

Our President (Chief Executive and Financial Officer (Leonard N. Tarr) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of June 30, 2011, the end of our fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARCON ACQUISITIONS I, INC.

(Registrant)

Dated: August 12, 2011	By	/s/ Leonard N. Tarr
Leonard N. Tarr, President and Director (Principal Executive and Financial Officer)