Form 10-Q
period 2011-09-30
TARCON ACQUISITIONS I INC
filed 2011-11-14
CIK 1510839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53542

TARCON ACQUISITIONS I, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	90-0626819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2011, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
September 30, 2011

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

CONTENTS

PAGE

Financial statements:

Balance sheet as of September 30, 2011	4

Statement of operations for the six months ended September 30, 2011	5

Statement of stockholders’ equity for the six months ended September 30, 2011	6

Statement of cash flows for the six months ended September 30, 2011	7

Notes to financial statements	8 - 9

TARCON ACQUSITIONS 1, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2011

ASSETS

Current assets:
Cash and cash equivalents	$132

Total current assets	132

TOTAL ASSETS	$132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$250
Shareholder loans	2,000
Total liabilities	2,250

Stockholders’ equity:
Preferred stock, authorized $.0001 par value - 10,000,000 shares, issued and outstanding - none	-
Common stock, authorized $.0001 par value - 250,000,000 shares, issued and outstanding – 5,000,000 shares	500
Additional paid-in capital	6,500
Deficit during the development stage	(6,118)

Total stockholders’ equity	(4,118)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues	$-

Operating expenses:
Professional fees	5,331
Filing fees	1,287

6,618

Loss from operations	(6,618)

Net loss	$(6,618)

Weighted average number of shares outstanding	5,000,000

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDRS’ EQUITY
SEPTEMBER 30, 2011

					Total
					Stockholders’
	Common Stock $.0001		Additional	Retained	Equity
	par value		Paid-in Capital	Earnings (deficit)	(Deficiency)
	Shares	Amount

Balance January 1, 2011	5,000,000	$500	$2,500	$(2,500)	$500

Additional Paid-in capital	-	-	4,000	-	4,000
Shareholder loans					(2,000)
Net loss for the nine months ended September 30, 2011	-	-	-	(6,618)	(6,618	) .

Balances September 30, 2011	5,000,000	$500	$6,500	$(9,118)	$(4,118)

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011

Cash flows from operating activities:
Net loss	$(6,618)

Adjustments to reconcile net loss to cash provided by operating activities:
Accounts payable and accrued expenses	(1,250)

Net cash used in operating activities	(7,868)

Cash flows provided by financing activities:
Contribution of additional capital	4,000
Shareholder loans	2,000
Net cash flows provided by financing activities	6,000

Net decrease in cash	(1,868)

Cash – beginning	2,000

Cash – end	$132

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY))
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

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

Note 5 – Commitment & contingencies:

There are no commitments or contingencies to disclose during the period ended September 30, 2011.

Note 6 – Subsequent events:

There are no events subsequent to September 30, 2011 to report as of the date of this report.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

ITEM 4.        CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure and Procedures

Our President (Chief Executive and Financial Officer (Leonard N. Tarr) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of September 30, 2011, the end of our fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARCON ACQUISITIONS I, INC.

(Registrant)

Dated: October 12, 2011	By	/s/ Leonard N. Tarr
Leonard N. Tarr, President and Director (Principal Executive and Financial Officer)