Form 10-K
period 2011-12-31
TARCON ACQUISITIONS I INC
filed 2012-03-29
CIK 1510839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the transition period from _________ to _________

Commission File Number: 000-53542

TARCON ACQUISITIONS I, INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-0626819
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Earle Ovington Boulevard, Suite 608
Uniondale, NY  11553
 (Address of Principal Executive Offices, including Zip Code)

(Registrant’s Telephone Number, including Area Code)
516 697 9977

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed as of December 31, 2011 (the last business day of the registrant’s most recent fiscal quarter), was: None

As of March 20, 2012, there were 5,000,000 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.        BUSINESS.

(a) Business Development

TARCON ACUISITIONS, INC. (“we, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on October 28, 2010. Since inception, the Company has been engaged in organizational efforts and obtaining financing. The Company’s auditors have raised substantial doubt as to its ability to continue as a going concern if it is unable to generate revenues to cover operating costs and losses from operations.

(b) Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company intends to search for a target company by interviewing accountants, attorney’s, investment bankers, hedge fund managers, friends and the like. The number of persons to be contacted is uncertain and will depend upon the response received from the people and entities contacted. It is unknown whether any of the targets will have any relationship with the Company’s management.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote by stockholders.

It is the intention of the Company to provide full, fair and complete disclosure to shareholders concerning a target company including information about its business and available financial statements prior to any merger or acquisition. It is also the intention of the Company that prior to or contemporaneously with the effectuation of any merger or acquisition that appropriate reporting to the Securities and Exchange Commission will be effected including the filing of a report on Form 8-K.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)
The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A      RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, our management may in the future become involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it may in the future become, affiliated, may arise. If we and any other blank check companies that our management may in the future become affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respect.

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

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the- counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES.

The Company neither rents nor owns any properties. The Company utilizes office space provided free of charge by Leonard N. Tarr one of our shareholders.  The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities

ITEM 3.        LEGAL PROCEEDINGS.

Presently, there are not any pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and the Registrant does not know nor is it aware of any legal proceedings threatened or contemplated against it.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 There have been no redemptions, issuances or transfers of any of the Company’s shares since the effectiveness of its registration statement on Form 10 nor the issuance of any options to purchase any of the Company’s shares.

 ITEM 6.       SELECTED FINANCIAL DATA

The Company has had no income and only insignificant expenses since its formation. See also Item 15.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See item 6

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has only two shareholders and its shares are neither traded nor registered.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item appears beginning on the  pages following the signature pages of this report and is incorporated herein by reference

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon his evaluation,  it was concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s report on internal control over financial reporting

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and directors and additional information concerning them are as follows:

NAME	AGE	POSITION

Leonard N. Tarr	76	President, Director

Mr. Tarr has served as President and Director of the Company since its formation.. Since 2000, Mr.Tarr, an attorney at law has been engaged in the title insurance agency business and collection agency business. Mr. Tarr received his law degree from New York University Law School in 1959.

Constance Evans	68	Vice President, Secretary, Director

Mrs. Evans has served as Vice President, Secretary and a Director of the Company since its formation. She was a sales representative in the computer and peripherals industry for 20 years. Later since 2000 she was a closer of real estate titles, taught school and was retired. Mrs. Evans received her bachelors degree in education from Florida State University in 1964 and masters degree in education from Southern Connecticut State University in 1974.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Significant Employees. None.

Family Relationships. None.

Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

Prior Blank Check Company Experience
None

The Company is managed by its two person board of directors.

ITEM 11.     EXECUTIVE COMPENSATION.

Neither of the company’s officers or directors has received any cash remuneration since inception. The Officers will not receive any renumeration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The officers and directors do not intend to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ, or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 20, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

	Amount and Nature of
Name and Address	Beneficial Ownership	Percentage of Class

Leonard N. Tarr (1)	2,500,000	50%
333 Earl Ovington Blvd
Suite 608
Uniondale, NY 11553

Constance Evans (1)	2,500,000	50%
2051 NW 56th Street
Boca Raton, Fla 33496

All Officers and Directors as a group (2 individuals)	5,000,000	100%

(1) Sole officers and directors of the Company

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our officers may become involved with subsequent blank check companies similar to the Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that is not limited to a particular industry until we have entered into a definitive agreement regarding our initial business combination. You should also be aware of the following other potential conflicts of interest:

●
None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)	2010	$1,500
	2011	$6,000
(2)	NONE
(3)	NONE
(4)	NONE
(5)	The Company does not have an Audit Committee nor any such policies or procedures in effect since it is not an active operating company with more than a nominal amount of expenses.
(6)	NA

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tarcon Acquisitions I, Inc

Date: March 27, 2012	By:	/s/ Leonard N. Tarr
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 27, 2012	By:	/s/ Leonard N. Tarr,
President

TARCON  ACQUISITIONS  1,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
FINANCIAL  STATEMENTS
DECEMBER  31,  2011

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2011
CONTENTS

The Board of Tarcon Acquisitions 1, Inc.
New York

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Tarcon Acquisitions 1 Inc. as of December 31, 2011 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the company as of December 31, 2011 and the results of its’ operations and its’ stockholders’ equity and cash flows for the period then ended in conformity with accounting principles generally accepted in the United State of America.

The financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the company has not established any source of revenue to cover its operating costs and losses from operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 9, 2012

TARCON ACQUSITIONS 1, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS AT DECEMBER 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$62
Total current assets	62
TOTAL ASSETS	$62

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liability	$1,500
Due to officers	5,700
Total current liabilities	7,200
Stockholders’ equity:
Preferred stock, $.0001 par value 10,000,000 shares - authorized,
issued and outstanding - none	-
Common stock, $.0001 par value 250,000,000 shares - authorized,
issued and outstanding – 5,000,000 shares	500
Additional paid-in capital	8,500
Deficit during the development stage	(16,138)
Total stockholders’ equity	(7,138)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62

The accompanying notes are an integral part of these financial statements

TARCON  ACQUISITIONS  1,
INC (A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  OPERATIONS
YEAR  ENDED  DECEMBER  31,  2011

Revenues	$-
Operating expenses:
Filing fees	6,087
Professional fees	7,551
13,638
Loss from operations	(13,638)
Net loss	$(13,638)
Weighted average number of shares outstanding	5,000,000

The  accompanying  notes  are  an  integral  part  of  these  financial  statements

TARCON  ACQUISITIONS  1,  INC
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENT  OF  STOCKHOLDRS’  EQUITY
December  31,  2011

					Total
					Stockholders’
	Common Stock $.0001		Additional	Retained	Equity
	par value		Paid-in Capital	Earnings (deficit)	(Deficiency)
	Shares	Amount
Balance
January 1, 2011	5,000,000	$500	$2,500	$(2,500)	$500
Additional
paid -in capital	-	-	6,000		6,000
Net loss for the
year ended
December 31, 2011	-	-	-	(13,638)	(13,638)
Balances
December 31, 2011	5,000,000	$500	$8,500	$(16,138)	$(7,138)

The accompanying notes are an integral part of these financial statements

TARCON  ACQUISITIONS  1,
 INC. (A  DEVELOPMENT  STAGE  COMPANY)
 STATEMENT  OF  CASH  FLOWS
YEAR  ENDED  DECEMBER  31,  2011

Cash flows from operating activities:
Net loss	$(13,638)
Net cash flows used in operating activities	(13,638)
Cash flows provided by financing activities:
Due to officers	5,700
Additional paid-in capital	6,000
Net cash flows provided by financing activities	11,700
Net decrease in cash	(1,938)
Cash – beginning	2,000
Cash – end	$62

The  accompanying  notes  are  an  integral  part  of  these  financial  statements

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY))
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

(CONTINUED)

f)  Income taxes:

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss, and tax credit carry forward. Deferred tax assets and liabilities are measured using exact tax rates in effect for the year in which those temporary differences are expected to be recovered or settle. The company has reserved against any tax benefit in full, as it is unsure if it can ultimately benefit from the loss.

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

Note 3 – Due to officers:

Amount due is unsecured and non interest bearing.

Note 4 – Stockholders’ equity:

The company has issued 5,000,000 shares of its common stock, as founder shares for cash of $500.

Note 5 – Related party transactions:

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

Note 6 – Commitment & contingencies:

There is no commitment or contingency to disclose during the period ended December 31, 2011.

Note 7 – Subsequent events:

There are no events subsequent to December 31, 2011 to report as of the date of this report.