Form 10-Q
period 2012-03-30
TARCON ACQUISITIONS I INC
filed 2012-05-09
CIK 1510839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2012, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 2012

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 2012

CONTENTS

PAGE

Financial statements:

Balance sheet as of March 31, 2012	4

Statement of operations for the three months ended March 31, 2012	5

Statement of stockholders’ equity for the three months ended March 31, 2012	6

Statement of cash flows for the three months ended March 31, 2012	7

Notes to financial statements	8 - 9

TARCON ACQUSITIONS 1, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2012

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

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012

Revenues	$0
Operating expenses:	0

Loss from operations
Net profit or loss	$0
Weighted average number of shares outstanding	5,000,000

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDRS’ EQUITY
MARCH 31, 2012

					Total
					Stockholders’
	Common Stock $.0001		Additional	Retained	Equity
	par value		Paid-in Capital	Earnings (deficit)	(Deficiency)
	Shares	Amount
Balance
January 1, 2012	5,000,000	$500	$2,500	$(2,500)	$500
Additional
paid -in capital	-	-	6,000		6,000
Net profit or loss for the
three months ended
March 31, 2012	-	-	-	(13,638)	0
Balances
March 31, 2012	5,000,000	$500	$8,500	$(16,138)	$(7,138)

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITIONS 1, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012

Cash flows from operating activities:
Net loss	$0
Net cash flows used in operating activities	0
Cash flows provided by financing activities:
Due to officers	0
Additional paid-in capital	0
Net cash flows provided by financing activities	0
Net decrease in cash	0
Cash – beginning	62
Cash – end	$62

The accompanying notes are an integral part of these financial statements

TARCON ACQUISITION 1, INC
(A DEVELOPMENT STAGE COMPANY))
NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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
March 31, 2012

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

Note 6 – Commitment & contingencies:

There is no commitment or contingency to disclose during the period ended March 31, 2012.

Note 7 – Subsequent events:

There are no events subsequent to March 31, 2012 to report as of the date of this report.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

Our President (Chief Executive and Financial Officer (Leonard N. Tarr) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of March 31, 2012, the end of our fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TARCON ACQUISITIONS I, INC.

(Registrant)

Dated: May 9, 2012	By	/s/ Leonard N. Tarr
Leonard N. Tarr, President and Director (Principal Executive and Financial Officer)